Form 10QSB
period 2000-09-30
ADVANCED PRECISION TECHNOLOGY INC
filed 2000-11-15
CIK 844269

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                      COMMISSION FILE NUMBER: 000-31171

                     ADVANCED PRECISION TECHNOLOGY, INC.
             ____________________________________________________
      (Exact name of small business issuer as specified in its charter)

          NEVADA                                87-0455378
 ______________________________            _______________________________
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                 2271-D South Vasco Road, Livermore, CA 94550
                ______________________________________________
                   (Address of principal executive offices)

                                (925) 447-6900
                       ________________________________
                         (Issuer's telephone number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 13, 2000, the issuer had outstanding 54,361,977 shares of Common Stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                        PART I   FINANCIAL INFORMATION

                        Item 1.  Financial Statements.

The unaudited financial statements of Advanced Precision Technology, Inc., a Nevada corporation (the "Company"), as of September 30, 2000, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                     ADVANCED PRECISION TECHNOLOGY, INC.

                        INDEX TO FINANCIAL STATEMENTS


            Balance Sheet
            September 30, 2000                                F-2

            Statement of Operations -
            Nine Months Ended September 30, 2000
            and 1999 and Cumulative During
            Development Stage                                 F-3

            Statement of Cash Flows -
            Nine Months Ended September 30, 2000
            and 1999 and Cumulative During
            Development Stage                                 F-4

            Note to Financial Statements                      F-5

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           UNAUDITED BALANCE SHEET
                              SEPTEMBER 30, 2000


               ASSETS
               ------

CURRENT ASSETS:
  Cash                                                    $     1,681,101
  Inventory (lower of cost or market)                              28,627
  Prepaid expenses                                                  6,125
                                                          ----------------
      Total Current Assets                                      1,715,853
                                                          ----------------
FIXED ASSETS, AT COST:
  Equipment                                                       240,668
  Furniture and fixtures                                           70,134
  Leasehold improvements                                           36,635
                                                          ----------------
                                                                  347,437
  Accumulated depreciation and amortization                       125,367
                                                          ----------------
                                                                  222,070
                                                          ----------------
OTHER ASSETS:
  Patents, at cost - net of accumulated
    amortization of $284,836                                    1,074,177
  Deposits                                                          3,685
                                                          ----------------

                                                                1,077,862
                                                          ----------------

                                                          $     3,015,785
                                                          ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $        63,645
  Notes payable                                                    10,000
  Loans payable - stockholder                                      10,762
                                                          ----------------
      Total Current Liabilities                                    84,407
                                                          ----------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $100 par value; authorized 25,000,000
    shares; 1,250 shares issued and outstanding                   125,000
  Common stock, $.001 par value; authorized 100,000,000
    shares, 54,071,077 issued and outstanding                      54,071
  Additional paid-in capital                                    6,541,649
  Accumulated deficit - December 31, 1992                        (258,205)
  Deficit accumulated during development stage                 (3,531,137)
                                                          ----------------
                                                                2,931,278
                                                          ----------------

                                                          $     3,015,785
                                                          ================

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED STATEMENT OF OPERATIONS

                                                               Cumulative
                                                               During
                                  9 Months Ended September 30, Development
                                        2000        1999       Stage
                                  ------------- -------------- -------------

REVENUES                                                       $     82,478
                                                               -------------
EXPENSES:
  Cost of goods sold                                                 28,049
  Research and development        $    193,700  $       8,420     1,350,999
  Marketing                             98,375         41,586       572,219
  Administrative                       222,444         82,490       909,718
  Officer salaries                     114,500         90,000       354,500
  Depreciation and amortization         67,855         76,886       398,130
                                  ------------- -------------- -------------

      Total Expenses                   696,874        299,382     3,613,615

NET LOSS                          $   (696,874) $     299,382  $ (3,613,615)
                                  ============= ============== =============

BASIC AND DILUTED LOSS PER SHARE  $       (.01) $        (.01)
                                  ============= ==============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                        53,910,660     35,974,000
                                  ============= ==============

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED STATEMENT OF CASH FLOWS

                                                                 Cumulative
                                                                 During
                                    9 Months Ended September 30, Development
                                         2000          1999      Stage
                                    ------------- -------------- ------------
CASH USED IN OPERATIONS:
  Net Loss                          $   (696,874) $    (299,382) $(3,531,137)
  Accumulated deficit of
    acquired company                                                (258,205)
  Depreciation and amortization           85,525         76,886
  Increase in inventory                  (16,289)        (4,000)     (28,627)
  Increase in prepaid expenses            (3,525)                     (6,125)
  Increase (decrease) in accounts
    payable                             (105,030)       (77,253)      63,645
  Increase (decrease) in accrued
    expenses                             (11,932)         7,406
  Increase (decrease) in due
    stockholder                          (87,993)        67,705       10,762
                                    ------------- -------------- ------------

      Net cash used in operations       (836,118)      (228,638)  (3,339,484)

CASH USED IN INVESTING ACTIVITIES:
  Investment in patents                 (111,611)       (37,000)  (1,359,013)
  Investment in fixed assets            (218,322)          (208)    (347,437)
  Deposit                                 (3,605)                     (3,685)
                                    ------------- -------------- ------------
      Net cash used in investing
       activities                       (333,618)       (37,208)  (1,710,135)

CASH PROVIDED BY FINANCING ACTIVITIES:
  Sale of preferred and common stock   2,965,466        205,002    6,720,720
  Contributed capital
  Notes payable                         (185,000)        76,000       10,000
                                    ------------- -------------- ------------
      Net cash provided by financial
       activities                      2,780,466        281,002    6,720,720
                                    ------------- -------------- ------------

INCREASE IN CASH AND EQUIVALENTS       1,610,730         15,156    1,681,101

CASH AND EQUIVALENTS BEGINNING
 OF PERIOD                               70,371           3,254

CASH AND EQUIVALENTS END OF PERIOD  $  1,681,101  $      18,410  $ 1,681,101
                                    ============= ============== ============

                     ADVANCED PRECISION TECHNOLOGY, INC.
                           (A DEVELOPMENT COMPANY)
                         NOTE TO FINANCIAL STATEMENTS

Note 1. In the opinion of the management of Advanced Precision Technology, Inc., the unaudited financial statements of Advanced Precision Technology, Inc., for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year.

Note 2. During the year 2000, the Company issued 12,568,930 shares of its common stock for $2,371,666 of cash, to pay off loans of $379,000 and loan fees of $50,400, the cost of patents of $109,500 and consulting services of $54,900.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

       Over the next 12 months, the Company plans to enter the identity verification market through manufacturing and directly distributing the Company's high quality fingerprint capture product to established vendors selling fingerprint capture to major government agencies and other large-scale identification programs. In support of this strategic plan, the Company has developed ongoing relationships by demonstrating in person and providing product to test, with leading industry experts, integrators, end users and consultants. Over the past 24 months, the Company has expended approximately $500,000 on research and development.

       The Company has established new corporate offices and is in the process of establishing production capabilities in a 5,000 square foot facility it has leased in Livermore, California. The Company has an option on an additional 5,000 square feet for expansion that will run coterminius with its existing 3-year lease. The Company believes that its location, access to trained scientific and manufacturing personnel, and proximity to affordable housing will assist in achieving the Company's business plan.

      The Company has and will continue to invest significant capital expenditures in equipment, internal systems, and personnel to meet these anticipated demands. The Company is setting up clean room facilities with extensive optical equipment including lasers, optical tables, and film processing workstations for the manufacture of the HOE's. The Company is installing computer networks, desks, phone systems, and workstations for the internal operations. The Company is setting up manufacturing cells with fixtures, tools and related equipment and ordering parts for an initial 2000 unit build. The Company is hiring a Chief Financial Officer, Office Manager, Production Manager, Holographers, Quality Control Specialists and Assemblers to build the team to assist in achieving the Company's business plan.

      Major Markets of Interest
      -------------------------

      The Company is currently seeking or intends to seek sales contracts to the following general categories of potential customers and applications: (1) Law Enforcement Agencies, including the FBI, state, county and municipal jurisdictions; (2) Civil Markets, including United States Immigration, passport, military, state driver licenses, welfare fraud deterrence and benefit entitlement; (3) Commercial Markets, including access control of physical sites, access control of computers and databases, and security in support of card based financial systems; and (4) International Markets, including countries with national ID programs, border control, voter registration, social benefits, and national health.

      Market Entry Strategy
      ----------------------

      Over the next 12 months, the Company's plan includes establishing strategic partnerships with established vendors including Value Added Resellers/Distributors (VARs), Original Equipment Manufacturers (OEMs), and System Integrators (SIs). Relationships with VARs would include nonexclusive arrangements for target markets of interest wherein selected channel partners have established relationships with large potential segments or higher margin "niche" markets. Relationships with OEMs would involve ATMs, point of sale, time clocks, transit turnstiles, access control, and healthcare information system vendors. SIs would include large scale system providers such as IBM, EDS, NEC, Unisys and similar companies.

      The Company developed its APrinT HoloPass" fingerprint capture devices, which utilize high image quality by design and multi-channel distribution system based upon the marketing experience and insights gained from over five years of industry participation and internal market research. The Company's products have been engineered to provide high quality, consistent images, and to achieve compliance with the strictest government and industry standards at relatively low cost. Government standards include "FBI IQS EFTS" and "ANSI/NIST".

      By licensing and/or marketing under non-exclusive strategic agreements with major corporations that are serving diverse target market segments, the Company expects to reduce the higher business risks associated with over-dependence on a single industry, or a single large customer, or a specific geographic region. In addition, the Company plans to work with established security vendors in the access control/physical security application markets in an effort to better access major corporations, colleges, airports, hospitals, laboratories, government facilities, and computer networks.

      These strategic relationships will not only provide the Company with distribution outlets and generate demand for the Company's product, but will also allow the Company to integrate software, hardware, and services provided by the Company into its offerings to others, possible creating additional opportunities for revenues and profits.

      The Company is continuing to ship no charge test units to major fingerprint software algorithm vendors, integrators, and vendors with existing government contracts. The Company is doing extensive travel to meet with major federal agencies, participate in major trade events and standards committees, and discuss potential distribution arrangements for the soon to be built units. The Company is seeking purchase orders for delivery starting in the first quarter of 2001.

      The Company believes this strategy will complement the Company's product marketing efforts with end users and system integrators for large scale fingerprint capture/verification applications such as law enforcement, military ID, driver licenses, passports, voter registration programs, computer security/commerce and proposed electronic benefits transfer programs by state and federal agencies.

      The Company has integrated its proprietary fingerprint capture devices with complementary software for enrollment and verification. Separately, it also developed proprietary technology for transfer of captured fingerprints into "smart" cards, for subsequent verification of the user's fingerprint at the time the "smart" card is used. By meeting high government standards and by initially focusing on market segments that are currently purchasing fingerprint identity verification products, the Company expects to conclusively establish its technology as one of the standards for the industry.

      The Company's primary focus is existing government, industrial, and commercial market segments requiring rapid, high-quality fingerprint enrollment and identity verification in one-to-one and one-to-many applications. One-to-one applications include security access systems that use an individual's unique fingerprint pattern to enter restricted access locations, to access a specific computer or data, or "smart cards". One-to-many applications include fingerprint identity verification database comparisons for corporate employees, military personnel, suspected criminals, prospective handgun purchasers, recipients of government welfare or entitlement benefits, state licensed drivers, and foreign countries' fingerprint identification programs.

       The Company's marketing strategy consists of market penetration through price performance leadership. The Company anticipates that it will be selling direct or through current market suppliers, system integrators, value-added resellers, and international agents. The Company intends to support its marketing strategy with quality collateral material, targeted advertising, and publicity campaigns.

       The Company is establishing its corporate office and production facility to meet the anticipated demands of these marketing efforts. The Company is investing over $150,000 in capital equipment and facilities to enable this effort. The Company intends to significantly increase the number of its employees by adding quality personnel in the areas of operations, assembly, testing, engineering, and administration.

       The Company plans to do additional research and development into improving and reducing the cost of all key components in the HoloPass device. Additional projects are planned to add digital output, internal logic, and wireless operations to the HoloPass product.

       The Company anticipates that its current funding will last for 12 months, and hopes to be operating profitably by the end of such 12 month period. The Company has placed funds into relative term certificates of deposit and secured lines of credit.

                        PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Change in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2000       ADVANCED PRECISION TECHNOLOGY, INC.

                                    /S/ BRUCE A. PASTORIUS
                               By:__________________________________
                                    BRUCE A. PASTORIUS
                                    Chairman, Chief Executive Officer
                                    and President




                                   /S/ JAMES D. HOMER
                               By:__________________________________
                                   JAMES D. HOMER
                                   Secretary and Director