Form 10QSB/A
period 2000-09-30
ADVANCED PRECISION TECHNOLOGY INC
filed 2001-02-05
CIK 844269

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                      COMMISSION FILE NUMBER: 000-31171

                     ADVANCED PRECISION TECHNOLOGY, INC.
             ____________________________________________________
      (Exact name of small business issuer as specified in its charter)

       NEVADA                                     87-0455378
_______________________________             ________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                 2271-D South Vasco Road, Livermore, CA 94550
              _________________________________________________
                   (Address of principal executive offices)

                                (925) 447-6900
                     ____________________________________
                         (Issuer's telephone number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 29, 2000, the issuer had outstanding 54,051,077 shares of Common Stock, par value $0.001 per share.

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


               ASSETS
              --------

CURRENT ASSETS:
   Cash                                                         $  1,681,101
   Inventory (lower of cost or market)                                28,627
   Prepaid expenses                                                    6,125
                                                                -------------
      Total Current Assets                                         1,715,853
                                                                -------------

FIXED ASSETS, AT COST:
   Equipment                                                         240,668
   Furniture and fixtures                                             70,134
   Leasehold improvements                                             36,635
                                                                -------------
                                                                     347,437
   Accumulated depreciation and amortization                         125,367
                                                                -------------
                                                                     222,070
                                                                -------------
OTHER ASSETS:
   Patents, at cost - net of accumulated amortization
     of $284,836                                                   1,074,177
   Deposits                                                            3,685
                                                                -------------

                                                                   1,077,862
                                                                -------------

                                                                $  3,015,785
                                                                =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                             $     63,645
   Notes payable                                                      10,000
   Loans payable - stockholder                                        10,762
                                                                -------------

      Total Current Liabilities                                       84,407
                                                                -------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value;
     authorized 25,000,000 shares;
     1,250 shares issued and outstanding                             125,000
   Common stock, $.001 par value;
     authorized 100,000,000 shares,
     54,051,077 issued and outstanding:                               54,051
   Additional paid-in capital                                      6,301,459
   Deficit accumulated during development stage                   (3,549,132)
                                                                -------------
                                                                   2,931,378
                                                                -------------

                                                                $  3,015,785
                                                                =============

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED STATEMENT OF OPERATIONS

                                                                Cumulative
                                                                During
                                                                Development
                                                                Stage
                                   9 Months Ended September 30, (Inception
                                        2000          1999      June 1, 1993)
                                   ------------- -------------- -------------

REVENUES                                                        $     82,478
                                                                -------------
EXPENSES:
  Cost of goods sold                                                  28,049
  Research and development         $    193,700  $       8,420     1,350,999
  Marketing                              98,375         41,586       572,219
  Administrative                        222,444         82,490       909,718
  Officer salaries                      114,500         90,000       354,500
  Depreciation and amortization          67,855         76,886       398,130
                                   ------------- -------------- -------------

     Total Expenses                    696,874         299,382     3,613,615
                                   ------------- -------------- -------------

NET LOSS                           $   (696,874) $    (299,382) $ (3,531,137)
                                   ============= ============== =============

BASIC AND DILUTED LOSS PER SHARE   $       (.01) $        (.01)
                                   ============= ==============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 53,910,660     35,974,000
                                   ============= ==============

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During
                               Preferred   Common    Paid-In      Development
                               Stock       Stock     Capital      Stage
                               ----------- --------- ------------ ------------
Balance December 31, 1999      $  125,000  $ 41,502  $ 3,348,542  $(2,852,258)

Proceeds from sale of
 7,192,666 shares of
 common stock                                 7,193    2,364,473

1,504,000 shares issued in
 payment of loan fees, cost
 of patents and consulting
 services                                     1,504      213,296

3,852,500 shares issued in
 payment of notes payable                     3,852      375,148

Net Loss                                                             (696,874)
                               ----------- --------- ------------ ------------

Balance, September 30, 2000    $  125,000  $ 54,051  $ 6,301,459  $(3,549,132)
                               =========== ========= ============ ============

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED STATEMENT OF CASH FLOWS

                                                                 Cumulative
                                                                 During
                                                                 Development
                                                                 Stage
                                                                 (Inception
                                    9 Months Ended September 30, June 1,
                                       2000           1999       1993)
                                     ------------- ------------- -------------
CASH USED IN OPERATIONS:
  Net Loss                           $   (696,874) $   (299,382) $ (3,531,137)
  Accumulated deficit of
    acquired company                                                 (258,205)
  Depreciation and amortization            85,525        76,886
  Increase in inventory                   (16,289)       (4,000)      (28,627)
  Increase in prepaid expenses             (3,525)                     (6,125)
  Increase (decrease) in accounts
    payable                              (105,030)      (77,253)       63,645
  Increase (decrease) in accrued
    expenses                              (11,932)        7,406
  Increase (decrease)in due
    stockholder                           (87,993)       67,705        10,762
                                     ------------- ------------- -------------

    Net cash used in operations          (836,118)     (228,638)   (3,339,484)

CASH USED IN INVESTING ACTIVITIES:
  Investment in patents                  (111,611)      (37,000)   (1,359,013)
  Investment in fixed assets             (218,322)         (208)     (347,437)
  Deposit                                  (3,605)                     (3,685)
                                     ------------- ------------- -------------
    Net cash used in investing
     activities                          (333,618)      (37,208)   (1,710,135)

CASH PROVIDED BY FINANCING ACTIVITIES:
  Sale of preferred and common stock    2,965,466       205,002     6,720,720
  Contributed capital
  Notes payable                          (185,000)       76,000        10,000
                                     ------------- ------------- -------------
    Net cash provided by financial
     activities                         2,780,466       281,002     6,720,720
                                     ------------- ------------- -------------

INCREASE IN CASH AND EQUIVALENTS        1,610,730        15,156     1,681,101

CASH AND EQUIVALENTS BEGINNING
 OF PERIOD                                 70,371         3,254
                                     ------------- ------------- -------------

CASH AND EQUIVALENTS END OF PERIOD   $  1,681,101  $     18,410  $  1,681,101
                                     ============= ============= =============

                     ADVANCED PRECISION TECHNOLOGY, INC.
                           (A DEVELOPMENT COMPANY)
                         NOTE TO FINANCIAL STATEMENTS



Note 1. In the opinion of the management of Advanced Precision Technology, Inc., the unaudited financial statements of Advanced Precision Technology, Inc., for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 2000 and 1999. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in this Form 10-SB.

Note 2. During the year 2000, the Company issued 12,549,160 shares of its common stock for $2,371,666 of cash, to pay off loans of $379,000 and loan fees of $50,400, the cost of patents of $109,500 and consulting services of $54,900.

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

      The Company has established new corporate offices and is in the process of establishing production capabilities in a 9,686 square foot facility it has leased in Livermore, California. The Company believes that its location, access to trained scientific and manufacturing personnel, and proximity to affordable housing will assist in achieving the Company's business plan.

The Company has and will continue to invest significant capital expenditures in equipment, internal systems, and personnel to meet these anticipated demands. The Company is setting up clean room facilities with extensive optical equipment including lasers, optical tables, and film processing workstations for the manufacture of the HOE's. The Company is installing computer networks, desks, phone systems, and workstations for the internal operations. The Company is setting up manufacturing cells with fixtures, tools and related equipment and ordering parts for an initial 2000 unit build. The Company has hired a Chief Financial Officer (who is not currently an officer of the Company), Office Manager, Production Manager, Holographers, Quality Control Specialists and Assemblers to build the team to assist in achieving the Company's business plan.

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

      Market Entry Strategy
      ---------------------

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

       The Company developed its APrinT HoloPass fingerprint capture devices, which utilize high image quality by design and multi-channel distribution system based upon the marketing experience and insights gained from over five years of industry participation and internal market research. The Company's products have been engineered to provide high quality, consistent images, and to achieve compliance with the strictest government and industry standards at relatively low cost. Government standards include "FBI IQS EFTS" and "ANSI/NIST", each of which is described below.

       American National Standards Institute/National Institute of Standards and Technology (ANSI/NIST) and Federal Bureau of Investigation Image Quality Standards for the Electronic Fingerprint Transmission Standards, are standards set forth by the respective agencies and include Geometric accuracy, resolution, modulation transfer functions and grayscale as some of their requirements. Some government bids require them, and the Company plans to meet those standards. Currently there is no government agency providing certification for single-digit devices claiming to meet those standards.

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

       These strategic relationships will not only provide the Company with distribution outlets and generate demand for the Company's product, but will also allow the Company to integrate software, hardware, and services provided by the Company into its offerings to others, possibly creating additional opportunities for revenues and profits.

       The Company is continuing to ship no charge units (which cost the Company approximately $500) to major fingerprint software algorithm vendors, integrators, and vendors with existing government contracts. The Company is doing extensive travel to meet with major federal agencies, participate in major trade events and standards committees, and discuss potential distribution arrangements for the soon to be built units. The Company is seeking purchase orders for delivery starting in the first quarter of 2001.

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

       The Company is establishing its corporate office and production facility to meet the anticipated demands of these marketing efforts. The Company is investing over $250,000 in capital equipment and facilities to enable this effort. The Company intends to significantly increase the number of its employees by adding quality personnel in the areas of operations, assembly, testing, engineering, and administration.

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

                         PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Change in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

On or about January 5, 2001, The Company filed a report on Form 8-K to report that effective December 19, 2000, the Company engaged Feldman Sherb & Co.,
P.C.   The Company's previous auditor, Arthur Korn, CPA (Korn) resigned at an earlier date when he agreed to become CFO for the Company.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 2, 2001       ADVANCED PRECISION TECHNOLOGY, INC.

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