Form 10QSB/A
period 2000-09-30
ADVANCED PRECISION TECHNOLOGY INC
filed 2001-06-14
CIK 844269

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER 000-31171


                     ADVANCED PRECISION TECHNOLOGY, INC.
 ---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


           Nevada                                   87-0455378
---------------------------------------   ----------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


                2271-D South Vasco Road, Livermore, CA  94550
  --------------------------------------------------------------------------
                   (Address of principal executive offices)


                           (925)     447-6900
                     -----------------------------------
                         (Issuer's telephone number)


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 13, 2000, the issuer had outstanding 54,351,977 shares of Common Stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

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

     Statement of Operations -
     Nine Months Ended September 30, 2000
     and 1999 and Cumulative During
     Development Stage                                      F-3

     Statement of Cash Flows -
     Nine Months Ended September 30, 2000
     and 1999 and Cumulative During
     Development Stage                                      F-4

     Note to Financial Statements                           F-5

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           UNAUDITED BALANCE SHEET
                              SEPTEMBER 30, 2000


               ASSETS
               ------

CURRENT ASSETS:
   Cash                                                      $  1,681,101
   Inventory (lower of cost or market)                             28,627
   Prepaid expenses                                                 6,125
                                                             -------------
     Total Current Assets                                       1,715,853
                                                             -------------
FIXED ASSETS, AT COST:
   Equipment                                                      240,668
   Furniture and fixtures                                          70,134
   Leasehold improvements                                          36,635
                                                             -------------
                                                                  347,437
   Accumulated depreciation and amortization                      125,367
                                                             -------------
                                                                  222,070
                                                             -------------
OTHER ASSETS:
   Patents, at cost - net of accumulated amortization
    of $284,836                                                 1,074,177
   Deposits                                                         3,685
                                                             -------------
                                                                1,077,862
                                                             -------------

                                                             $  3,015,785
                                                             =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $     63,645
   Notes payable                                                   10,000
   Loans payable - stockholder                                     10,762
                                                             -------------

     Total Current Liabilities                                     84,407
                                                             -------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $100 par value;
     authorized 25,000,000 shares;
     1,250 shares issued and outstanding                          125,000
   Common stock, $.001 par value;
     authorized 100,000,000 shares,
     54,351,977 issued and outstanding:                            54,351
   Additional paid-in capital                                   6,331,159
   Deficit accumulated during development stage                (3,579,132)
                                                             -------------
                                                                2,931,378
                                                             -------------

                                                             $  3,015,785
                                                             =============

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED STATEMENT OF OPERATIONS

                                                                 Cumulative
                                                                 During
                                    9 Months Ended September 30, Development
                                         2000         1999       Stage
                                     ------------- ------------- -------------

REVENUES                                                         $     82,478
                                                                 -------------
EXPENSES:
  Cost of goods sold                                                   28,049
  Cost of reverse acquisition                                          17,995
  Research and development           $    193,700  $      8,420     1,350,999
  Marketing                                98,375        41,586       572,219
  Administrative                          366,944       172,490     1,294,218
  Depreciation and amortization            67,855        76,886       398,130
                                     ------------- ------------- -------------

    Total Expenses                        726,874       299,382     3,661,610
                                     ------------- ------------- -------------

NET LOSS                             $   (726,874) $   (299,382) $ (3,579,132)
                                     ============= ============= =============
LESS:
  Cumulative preferred stock dividend      15,000        15,000

NET LOSS TO COMMON SHAREHOLDERS      $   (741,874) $   (314,382)
                                     ============= =============

BASIC AND DILUTED LOSS PER SHARE     $       (.01) $       (.01)
                                     ============= =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   53,910,660    35,974,000
                                     ============= =============


                    ADVANCED PRECISION TECHNOLOGY, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     UNAUDITED STATEMENT OF CASH FLOWS

                                                                      Cumulative
                                                                      During
                                         9 Months Ended September 30, Development
                                              2000         1999       Stage
                                          ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                $   (726,874) $   (299,382) $ (3,579,132)
  Adjustments to reconcile net loss to
    net cash used in operations:
    Depreciation and amortization               67,855        76,886       398,130
    Common stock issued for services           137,300                     363,553
    Cost of revenue acquisition                                             17,955
  Changes in assets and liabilities:
    Inventory                                  (16,289)       (4,000)      (28,627)
    Prepaid expenses                            (3,525)                     (6,125)
    Other assets                                (3,685)                     (9,282)
    Accounts payable                          (105,030)      (77,253)       63,645
    Accrued expenses                           (11,932)        7,406
                                          ------------- ------------- -------------
  Net cash used in operating activities       (662,180)     (296,343)   (2,779,843)
                                          ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Certificate of Deposit
  Property and equipment                      (184,432)         (208)     (305,047)
  Patents                                      (11,331)      (37,000)     (178,953)
                                          ------------- ------------- -------------
  Net cash used in investing activities       (195,763)      (37,208)     (484,000)
                                          ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock            2,371,666       205,002     3,259,502
  Net proceeds from notes payable              185,000        76,000     1,498,500
  Advances (payment) from/to stockholders      (87,993)       67,705        10,762
  Contribution of capital                                                  176,180
                                          ------------- ------------- -------------
  Net cash provided by financing
    activities                               2,468,673       348,707     4,944,944
                                          ------------- ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS    1,610,730        15,156     1,681,101

CASH AND EQUIVALENTS, BEGINNING OF PERIOD       70,371         3,254
                                          ------------- ------------- -------------

CASH AND EQUIVALENTS, END OF PERIOD       $  1,681,101  $     18,410  $  1,681,101
                                          ============= ============= =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Non cash investing and financial
  activities:
   Issuance of common stock for patents        107,500                     107,500
                                          ============= ============= =============
   Conversion of notes payable to
     common stock                         $    379,000                $    379,000
                                          ============= ============= =============



                 ADVANCED PRECISION TECHNOLOGY, INC.
                       (A DEVELOPMENT COMPANY)
                     NOTE TO FINANCIAL STATEMENTS



Note 1.In the opinion of the management of Advanced Precision Technology, Inc., the unaudited financial statements of Advanced Precision Technology, Inc., for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year.

Note 2.During the nine months ended September 30, 2000, the Company issued 12,568,930 shares of its common stock for $2,371,666 of cash, to pay off loans of $379,000 and loan fees of $50,400, the cost of patents of $109,500 and consulting services of $54,900.

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

Dated: June 8, 2001                   ADVANCED PRECISION TECHNOLOGY, INC.

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