Form 10KSB
period 2000-12-31
ADVANCED PRECISION TECHNOLOGY INC
filed 2001-06-14
CIK 844269

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

     (Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                      COMMISSION FILE NUMBER  000-31171
                      ---------------------------------

                     ADVANCED PRECISION TECHNOLOGY, INC.
                    --------------------------------------
                (Name of Small Business Issuer in Its Charter)


           NEVADA                              87-0455378
        ----------------                     ---------------
    (State or Other Jurisdiction              (IRS Employer
       of Organization)                    Identification Number)

   2271-D South Vasco Road, Livermore, CA               94550
-------------------------------------------------   -----------------
(Address of Principal Executive Offices)              (Zip Code)

                                (925) 447-6900
            -------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

            Title of Each Class               Name of Each Exchange on Which
            To Be So Registered               Each Class Is To Be Registered

            -------------------               ------------------------------


Securities registered under Section 12(g) of the Act:

                        COMMON STOCK, PAR VALUE $.001
    ---------------------------------------------------------------------
                               (Title of Class)


    --------------------------------------------------------------------
                               (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

    The issuer had no revenues for its fiscal year ended December 31, 2000.

    The aggregate market value of the common stock, $.001 par value, of the registrant held by non-affiliates (computed by reference to the closing price of the issuer's common stock on "pink sheets" on June 4, 2001) was approximately $6,800,000.

     As of June 5, 2001, there were 54,351,977 outstanding shares of the issuer's common stock, $0.001 par value.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview
----------------

     Advanced Precision Technology, Inc. (formerly UV Color Corporation), a Nevada corporation (the "Company"), is a San Francisco area developer of innovative identity verification systems using biometrics. "Biometric" is defined in Webster's Dictionary as "the statistical measurement and analysis of biological observations and phenomena." A more technically accurate definition is: any automated technique of measuring a physical characteristic or personal trait of an individual and comparing that characteristic to a database of one or many records in order to recognize the identity of that individual. Even more simply stated, biometrics is the use of some part of the human body (such as a fingerprint) as a unique "password" to achieve identity verification.

     The Company holds a total of seven United States Patents covering various aspects of its cutting edge technology and has one United States Patent application pending. The Company's business plan calls for the Company to produce cost-effective, reliable fingerprint identity verification solutions.

Biometric Industry Overview
----------------------------

     The analysis of unique biological characteristics of an individual, also known as biometrics, is being used increasingly for identification and verification purposes. Examples of unique biological characteristics that can be used to identify an individual include fingerprints, retinal blood vessel or iris patterns of the eye, hand geometry, voice and facial structure. Among these, fingerprint analysis has gained the most widespread use for biometric identification and verification purposes. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another, employs well-developed and proven technology and processes and is viewed as less intrusive relative to certain other biometric identification methods. The process of capturing, storing, retrieving and comparing fingerprints has become increasingly automated as a result of advances in optics, electronics and computing. These advances have enabled fingerprint verification technology to be used to confirm an individual's identity for a variety of commercial and governmental applications.

Biometric Security
------------------

     The costs of fraud are estimated to be in the billions of dollars each year in the United States alone. In addition, damages resulting from security breaches, such as unauthorized persons gaining improper access to confidential information, may not be quantifiable, but can be equally as problematic. Accordingly, the ability to verify the identity of a specific individual is of critical importance in reducing acts of fraud and increasing security. Each day an individual is required to identify himself numerous times with something the individual has in his possession or with the knowledge of certain information, such as: magnetic stripe cards and PINs to transact business at ATMs or point-of-sale terminals; passwords to log-on to a computer or a computer network; keys, cards or passwords to enter the workplace; PINs, passwords and account numbers to complete a commercial transaction on-line; credit cards to make a credit purchase; time cards to begin work; and a driver's license to write a check or transact business at a bank.

     However, these common verification methods generally cannot provide positive identification. Keys, credit cards, ATM cards and card keys can be lost or stolen. Passwords, account numbers or other information used for identity verification can be divulged to or intercepted by unauthorized users through electronic means and otherwise. In the workplace, time-and-attendance information can be improperly altered by an employee punching a time card for a tardy or absent co-worker.

     Over the last decade, technological advances, including significant advances in two-dimensional imagers, high performance microprocessors and computer memory, have enabled the commercial development of equipment to read, record and analyze unique biological data. Potential applications of biometric identification and verification systems span a broad range and include computer database and network access and security, computer software, intranet and Internet security, electronic commerce, communications devices, point-of-sale terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance, home security and automobiles.

     However, implementation of biometric equipment for these diverse applications may require network management software, customer-specific applications software and interfaces that allow integration with the customer's existing computer systems to provide complete biometric solutions. Biometric Imaging Fingerprint images have emerged as an important means of identification and verification in both government and civilian markets. In law enforcement in particular, fingerprint identification is widely utilized and has been accepted by courts around the world.

     Historically, fingerprints have been collected using the traditional "ink-and-roll" process. Typically, this process starts at the local law enforcement agency where usually three or more complete sets of ink-and-roll prints are taken, one for the local agency, one for the state and one for the Federal Bureau of Investigation ("FBI"). The FBI reports that it currently receives over 34,000 fingerprint cards each work day. The fingerprint is then compared at the local agency, state and/or FBI with a database of fingerprints by means of an Automated Fingerprint Identification Systems("AFIS"), a computer system developed in the 1970s which uses minutiae-based recognition algorithms which detect fingerprint characteristics to accomplish fingerprint matching. Before the AFIS can make the comparison, an ink-and-roll card is run through a scanner that creates a digital image of the fingerprint. The AFIS then compares the digital image with an existing database of fingerprints to identify an individual if that individual's fingerprint is in the database and, at the same time, updates the database with that fingerprint image.

     While the advent of computerized AFIS systems significantly improved the ability to compare fingerprints against large databases of fingerprints, the manual process of collecting and mailing ink-and-roll cards to the agency that maintains the AFIS and scanning the fingerprint image into the AFIS has led to significant bottlenecks. In addition, the fingerprinting process can be complicated by a lack of cooperation of the person being fingerprinted, the need to take multiple sets of prints and operator error. Cards can also be rejected because prints are smudged or applied incorrectly. If the FBI or state agency rejects the card, the local agency is often required to locate the individual, if possible, and have another set of fingerprints taken. As a result, the time between taking a set of fingerprints and receiving the results of the search may take several days, several weeks or longer.

     Live-scan biometric imaging systems, which electronically capture and digitize an image of the fingerprint directly from a person's finger, were developed to replace the manual ink-and-roll process. The digitized fingerprint image captured by the live-scan system can then be compared with a database of stored fingerprint images by an AFIS. If a state or federal agency can receive electronic fingerprint cards, then the image can be electronically relayed to that agency for comparison and the results can be returned to the local agency within minutes or hours. In addition, because the fingerprint images are captured electronically, multiple cards can be printed from one set of images, eliminating the need to roll the fingerprint numerous times. Live-scan systems also generally have quality assurance features that help reduce the chance of operator error during the fingerprinting process.

     A number of domestic and certain international law enforcement communities are in the process of converting from manual ink-and-roll fingerprint capture to live-scan fingerprint capture. In the United States, the FBI has undertaken a major program to upgrade its Identification Division and in July 1999 announced that it has officially activated its new identification facility in West Virginia to receive a majority of fingerprint submissions electronically. This announcement by the FBI, coupled with increased automation at the federal and state levels, has prompted other federal, state and local agencies to adopt live-scan systems as their primary method for conducting background and identification checks. Other federal agencies, including Immigration and Naturalization Service ("INS"), Internal Revenue Service, U.S. Drug Enforcement Agency, U.S. Marshals Service and the U.S. Secret Service use live-scan systems to perform identification and background checks.

     The ability to capture a forensic quality fingerprint image electronically and compare that fingerprint with a database of fingerprint images also has important civilian (non-law enforcement) applications, such as conducting employee background checks (for jobs in federal or state government, banking, airport, child care, stock brokers and other securities professionals or gaming) or screening potential foster parents. Millions of fingerprint cards are taken each year in the United States for civilian purposes. Traditionally, local police stations have performed this service, with completed fingerprint cards submitted to state authorities or the FBI to perform a background investigation. This process usually takes several weeks to complete. In addition, if an ink-and-roll fingerprint card is rejected, an applicant must go through the process again, which can delay further an applicant's start date. In some cases, employers or agencies find themselves with such a backlog of applicants awaiting fingerprinting or results of the background check that they allow applicants to start the job without the background check being complete, placing the employer at risk if an applicant has a criminal record. The need for reliable and convenient fingerprint capture in a non-law enforcement environment and the need to streamline the background checking process have created a demand for live-scan products and fingerprinting services.

The Company's Position
----------------------

     In the mid-1990's, the Company worked with San Jose State University Foundation and researchers at San Jose State University ("SJSU"), Department of Modern Optics, to establish proof of concept (to prove that the Company's theories could work) for its holographic fingerprint identity verification technology. This "work for hire" contract was to build working systems of the Company's holographic verification technology and in doing so, the researchers discovered and developed innovative fingerprint capture technology.

     The holographic verification technology refers to work on an optical pattern recognition and correlation system employing "matched filters". This system utilizes laser beams to compare information or a pattern (i.e. fingerprint image) stored in holographic film as a "filter" to information obtained real time (i.e. a second scanned fingerprint image) and placed into the laser beam to be "matched" with that filter. The Company believes this to be the worlds' best-known recognition algorithm and the only one that produces a yes or no answer.

     After building working systems on optical tables at San Jose State University, researchers then built a compact "briefcase" size device to perform continued testing. During this testing it was discovered that the device had a major flaw, namely that capturing "live-scan" fingerprint images through a prism (common in most optical devices) created a distorted image when compared to a filter captured using a flat plane impression similar to ink-based print.

     The Company and SJSU researchers solved this by using a hologram or more precisely a Holographic Optical Element (HOE) and placing this "grating" on top of the prism to redirect the light and image in a flat plane or undistorted manner directly onto the camera. This became the basis of the company's live-scan fingerprint capture technology. This discovery allowed the capture of undistorted fingerprints optically and electronically that could be compared directly to existing ink-based fingerprint records.

     This discovery was reported by SJSU researchers to the Optical Society of America, and was featured on the cover of Applied Optics in September 1996. The Company aggressively filed patent applications on this and other discoveries resulting from the researchers' work. Under the contract with SJSU Foundation, the Company was assigned all discovery and patent rights, with shares of the Company's stock being provided to SJSU Foundation upon the granting of any US Patent. (See "Certain Relationships and Related Transactions".)

     In January 1997, the Company licensed its patent pending fingerprint capture technology to Hi-Key Technologies, Inc. ("Hi-Key") of Eden Prarie, MN, for the manufacture of fingerprint capture units. The Company delivered to Hi-Key over 300 prisms containing Holographic Optical Elements for inclusion in Hi-Key's access control product and HK-7 fingerprint scanner. The Company and Hi-Key delivered over 200 of these fingerprint capture products for use in immigration, access control, and ID-card applications. Hi-Key went out of business in early 1998, and retained no rights or licenses to the Company's technology.

     In 1997, the Company established its own facility for design, pre-production and replication of holographic optical elements (HOEs) and for long-term holographic technology research and development by acquiring the equipment assets of Point Source Productions for $15,000 and assuming monthly lease payments of $500 per month for approximately 900 square feet. The Company continued to prepare holograms at that facility with the help of Bob Hess, its founder. Mr. Hess was paid as a subcontractor and waived patent rights in return for stock incentives. Mr. Hess received 120,000 shares in

1997 and 161,800 shares in 1998 of the Company's restricted common stock for work over budget and waiver of potential patent rights (See "Recent Sales of
Unregistered Securities   1997 and 1998").  No additional patents have yet
been filed from this work.

     In 1997 and 1998, the Company worked with SRI International (formerly known as Stanford Research Institute) of Menlo Park, CA, for advanced development of the Company's proprietary holographic fingerprint verification and capture devices. The initial project was further development of the holographic verification technology, but this project was suspended to focus on reducing to practice and developing a design-for-manufacture of the Company's fingerprint capture product.

     The Company believed it could make a compact live-scan device using its HOE-based technology for the capture of a single-digit (one finger or thumb) fingerprint image that was compatible to images captured by ink and by those of existing competitive optical prism-based live-scan single-digit fingerprint capture devices made by Identix, Identicator, and Cross Match.

     SRI International assembled a highly qualified team of product design, mechanical, electrical, and optical engineers who collaborated with the Company's technical team. In 1998 and 1999 the Company completed development of engineering prototypes for sub-contractor manufacture of the Company's initial APrinT HoloPass . Under this work-for-hire contract the Company was to retain all patent rights in exchange for stock warrants. No additional patents have been filed from this work and the stock warrants have expired without exercise. (See "Certain Relationships and Related Transactions".)

     The Company built and delivered 40 of these devices to immigration, child ID, and access control markets and contracted with Lex Solutions, Inc. of Fairfax, VA, to develop complementary software which included search and match algorithms for use in integration. The Company was to have worldwide exclusive commercial rights to the software, excluding the search and match software, which was to be licensed through Cogent Systems. The agreements expired in July 1998, with the Company retaining no rights, due to lack of funds to exercise its option. During these installations, it was determined that further enhancement of the design was needed to meet the needs of the market, compete directly with existing vendors and meet FBI Image Quality Standards for the electronic transmittal of fingerprint images, something the Company believes the competitors do not.

     In early 1998, the Company combined the initial HoloPass with a "smart card" reader and related software to demonstrate the ability to secure a smart card (a card containing a computer chip for storage of information) by placing fingerprint information in the smart card about the enrolled user. This prototype also was intended to show how the initial HoloPass could be easily integrated with OEM products. The Company demonstrated this successful implementation of fingerprints as unique "PIN" codes to protect smart cards to prospective customers, channel partners, OEMs, and system integrators in person and at major trade conferences such as CardTech/SecureTech (CTST) 98 in Washington, D.C., and CTST 99 in Chicago, IL and CTST 2000 in Miami Beach, FL.

     In late 1998 and early 1999, the Company contracted with Newport Corporation ("Newport") of Irvine, CA for enhancement and completion of engineering blueprints and proposals for sub-contract manufacturing. The Company worked with Newport to develop additional prototypes demonstrating the enhanced design. The Company retained all intellectual property rights but failed to reach a long-term manufacturing arrangement with Newport.

     The Company has successfully used these blueprints to purchase key components through multiple outside vendors and to build a refined HoloPass to begin shipping to key vendors, system integrators, and end users in test markets in law enforcement, access control and Photo-ID.

     In December 1999, the Company was selected as a test participant in the Wireless Application Testing Program ("WATP") as part of the National Crime Information Center ("NCIC-2000") program with the FBI located in Clarksburg, WV. The Company is to provide fingerprint capture devices for testing in office, and in squad car (wireless) environments. The FBI's goal is to make this program available to state and local law enforcement agencies within the next few years for instantaneous lookup of single-digit fingerprint images to an ink-based database of most wanted felons.

     The Company is currently bringing to market this refined AprinT HoloPass as its flagship product. This device looks similar to a 35 millimeter camera and produces high quality, single digit "plain" impression fingerprint capture images. This device is designed to electronically capture high resolution (500 dots per inch) single-digit fingerprint images that can be compared directly to ink-based prints for one-to-many "identification" or for enrollment of the user into a database for later one-to-one verification against the database or to the image stored in a card.

     This device is designed to comply or exceed existing standards and provide a standard video (RS-170) output consistent with existing installed competitive devices. By complying with standards and providing consistent high quality images, the Company believes it will be plug compatible (able to unplug and replace) to existing competive devices such as Identix's Touchview II, Identicator's DFR-90, and CrossMatch's Verifier 200, which combined constitute a majority of existing installed high-end fingerprint capture devices. This compatibility allows any current or new user of a competing system to "unplug" a competitive device in their system and transparently replace it with the Company's device.

     The Company believes its philosophy of consistent high quality imaging of the "full" single-digit fingerprint impression, ability to cost effectively meet or exceed existing standards and "plug and play" capability for current and emerging programs and applications, will create significant market share in the rapidly emerging identity verification marketplace.

     The Company raised $2,365,000 of investment capital in the second quarter of 2000. This capital will allow the Company the opportunity to execute its business plan, which includes the establishment of the Company's own manufacturing facility for the mass production of this fingerprint capture product by the end of the first quarter of 2001. The Company believes that these funds are sufficient to insure at least 12 months of operations and to allow future revenue generation to finance further operations.

     The identity verification marketplace is rapidly emerging. After six years of developing innovative biometric identity verification solutions, the Company believes that its solutions will be more reliable due to superior
image quality. See "Risk Factors   Competition".

     In the past, the Company has subcontracted all of its work to independent contractors. However, the Company now has a total of seven employees, five of whom are full-time employees of the Company, and is not dependent on subcontractors.

Patents and Trademarks
----------------------

     The Company holds one United States registered trademark, seven United States Patents, and has one United States Patent Application Pending. The Company has received U.S. Registered Trademark Serial No. 75/044280 for the label "AprinT" and has secured the Internet domain name "aprint.com". Five of the Company's seven United States Patents are effective for 20 years from their respective filing dates, with two patents that were granted before 1995 effective for 17 years from their date of issuance, and are described below.

     U.S. Patent No. 6,111,671 filed November 18, 1999 and granted August 29, 2000, for Matched Filters for a Real Time Fingerprint Sensor and Verification System. The systems use innovative holographic optics to capture an undistorted fingerprint image that can be compared directly to a previously loaded ink-based print or "filter" that is stored as a hologram.

     U.S. Patent No. 6,002,499 filed May 9, 1997 and granted December 14, 1999 for Realtime Fingerprint Sensor and Verification System. This patent offers a laser-based optical correlation technology to verify fingerprints with those stored as a hologram within the "matched filter" system. The Company also has a divisional patent application pending for "Jitter" system.

     U.S. Patent No. 6,038,043 filed March 10, 1997 and granted March 14, 2000 for Method for Recording a Holographic Optical Element. This process patent covers the method for making the holographic optical element ("HOE").

     U.S. Patent No. 5,892,599 filed August 9, 1996 and granted April 6, 1999 for Miniature Fingerprint Sensor Using a Trapezoidal Prism and a Holographic Optical Element. This patent uses an HOE to converge the output, thereby shortening the focal length and allowing significant dimensional miniaturization of the fingerprint capture device.

     U.S. Patent No. 5,629,764 filed July 7, 1995 and granted May 13, 1997 for Prism Fingerprint Sensor Using a Holographic Optical Element. This patent uses a HOE to eliminate optical distortion in "live" fingerprint capture technology.

     U.S. Patent No. 5,138,468 filed February 2, 1990 and granted August 11, 1992 for Keyless Holographic Lock. This patent offers a laser-based technology to verify fingerprints with those stored as a hologram in a computer mouse or comparable device.

     U.S. Patent No. 5,095,194 filed October 12, 1989 and granted March 10, 1992 for Holographic Credit Card with Automatical Authentication and Approval. This patent offers a laser-based technology to verify fingerprints with those stored as a hologram on a credit card.

Risk Factors
------------

     Lack of Operating History
     -------------------------

     The Company has no history of operations, making it difficult to assess the Company's future operating performance or future financial results or condition.

     Unpredictability of Biometric Identity Verification Industry
     ------------------------------------------------------------

     The Company's success will depend on the growth of the Biometric Identity Verification Industry. Without the acceptance of the public and vendors, the Company may be unable to achieve and sustain profitability. The Biometric Identity Verification Industry is a new and rapidly evolving industry whose demand and market acceptance has yet come to full fruition. Biometric products have not gained widespread commercial acceptance. The Company's business will most likely not grow unless the market for biometric products expands both domestically and internationally.

     Key Personnel
     -------------

     The Company has no employment contracts with any of its officers or directors. The Company's success depends on its executive officers and their staying with the Company or, in the event they do not, retaining replacement personnel with the commensurate experience and acumen. The loss of services of the Company's executive officers could adversely affect the Company. In addition, as the Company grows, it will need to attract additional key personnel to sustain growth. There is no assurance that the Company will be able to attract sufficiently qualified personnel to fulfill the Company's plan of operation. The inability of the Company to attract qualified personnel could adversely affect the Company.

     Competition
     -----------

     There are currently four major competing firms in the post research and development manufacturing stage that offer "open system", single digit scanners in the market. One of these four firms, Identix, Inc., controls approximately 85% of the market. There can therefor also be no assurance that the Company will be able to capture any significant portion of such market share. In addition, the biometrics market is in its very early stages and growing rapidly. There can therefor also be no assurance that new competitors will not enter the market or that such new competitors will not have superior technology to that of the Company. Biometric security products also compete with non-biometric technologies such as traditional key, card, surveillance systems and passwords.

     Uncertainty Over the Company's Ability to Guard its Proprietary Rights
     ----------------------------------------------------------------------

     Although the key components and systems of the Company's devices are protected by patents, there can be no assurance that others will not infringe on those rights. The Company currently has limited resources and, therefore, may not be able to adequately protect its intellectual property rights from commercial piracy, both in the United States and internationally.

     Technological Changes
     ---------------------

     The Biometric Identity Verification Industry is a highly technical field with numerous and frequent changes taking place at a rapid pace. The Company is attempting to keep in step with such changes. However, the Company's business may be adversely affected by its competitors' development of enhanced or improved technology. The Company may lack sufficient financial resources to undertake the revamping of its existing technology and equipment to stay in competition with others.

      Privacy Issues
      ---------------

     Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds. Legislation has been proposed to regulate the use of biometric security products, which could limit certain applications of biometrics including limitation of their use by certain groups. In the event that legislation is passed prohibiting or restricting certain uses of biometrics, such legislation could have a material adverse effect on the Company's business.

      Timing of Orders
      ----------------

     The Company's revenues and operating results may vary significantly from quarter to quarter. Because biometric identity verification devices tend to be sold to organizations under contracts calling for the delivery of a relatively large number of devices rather than on a unit by unit basis, most of the Company's revenues will most likely be derived from a relatively small number of large orders. Accordingly, revenues in a particular quarter will depend on the timing and size of major orders.

     Sales Cycle
     -----------

     Products in the biometric industry often have a lengthy sales cycle while potential customers evaluate and receive approvals for purchase. The Company could suffer a severe negative impact if the Company fails to receive an order for a product after expending significant funds and effort in an attempt to secure an order. If the Company fails to ship one or more large orders as forecasted for a fiscal quarter, the Company's total revenues and operating results for that quarter could be materially and adversely affected.

     Lead - Time
     -----------

     The lead-time for ordering parts and materials and building the Company's products can be several months. If demand for the Company's products lags significantly behind what the Company has anticipated or forecasted, the Company may produce more products than it can sell, which could result in cash flow problems and write-offs or write-downs of obsolete inventory.

     Sufficient Cash to Sustain Operations
     -------------------------------------

     Although the Company recently raised over $2.3 million in equity financing which the Company believes will be sufficient to fund operations for at least the next 12 months, there can be no assurance that the Company will have sufficient cash to sustain operations without obtaining additional financing. The Company's auditors expressed doubts as to the Company's ability to continue as a going concern in their audit of the year ended December 1999, prior to the Company's raising of over $2.3 million in equity financing. With this equity financing, the Company does not believe that the Company's auditors will express such concerns in their audit for the year ended December 2000. If the Company is unable to fund operations from its own operations at the conclusion of such 12 month period and the Company is unable to obtain additional financing, the Company would be adversely affected materially and significantly, to the point that the Company may not be able to continue as a going concern.

    Government and Public Agency Contracts
    --------------------------------------

     The Company anticipates deriving substantial revenue from government contracts, which are often non-standard, involve competitive bidding and may be subject to cancellation without penalty. Government contracts frequently include provisions that are not standard in private commercial transactions, including bonding requirements. Public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. In addition, local government agency contracts may be contingent upon availability of matching funds from state or federal entities. Revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies.

     Suppliers
     -----------

     The Company obtains certain components and complete products from a variety of suppliers. The Company does not have long-term agreements with any suppliers. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a material adverse effect on the Company's business.

     International
     ---------------

     The Company's growth may become dependent to some extent on the Company's ability to make international sales. There are certain risks inherent in international commerce including regional economic conditions; export restrictions; fluctuations in foreign currencies and the United States dollar; loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks; the overlap of different tax structures; seasonal reductions in business activity; risks of increases in taxes and other government fees; involuntary renegotiation of contracts with foreign governments.

      Performance Failure
      -------------------

     The Company's products are complex and may contain undetected or unresolved defects when sold or may not meet customer's performance criteria. Performance failure may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall. The negative effects of any failure could result in a material adverse effect on the Company's business.

History of the Company
----------------------

       The Company was organized as a Nevada corporation as "Global Technology, Ltd." in 1985. In 1988 the Company changed its name to "Advanced Precision Technology, Ltd." and merged with "Ximberley Corp.", a Utah corporation. Neither the Company nor Ximberley Corp. had engaged in any business prior to this merger. In 1989 and 1990, the Company was engaged in the business of environmental underground testing, which it abandoned after 1990.

     In November 1992 the Company acquired UV Color Corporation, a Minnesota corporation, as a wholly owned subsidiary. Pursuant to this acquisition, the Company issued 2,200,000 shares of its common stock in exchange for all of the issued and outstanding shares of UV Color Corporation. The Company then changed its name to "UV Color Corporation."

     In January 1993 the acquisition of UV Color Corporation was rescinded by mutual agreement. In June 1994 the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation changing the Company's name back to Advanced Precision Technology, Inc.

     The origins of the Company's fingerprint identity verification business began in June 1993, when Bruce A. Pastorius and Dr. Joseph Barbanell founded Holographics, Inc., a Nevada corporation. On June 17, 1994, the Company effected a one-for-four reverse split of its Common Stock and subsequently issued 16,000,000 shares of Common Stock to acquire all of the issued and outstanding shares of Holographics, Inc.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company occupies approximately 9,686 square feet of office and industrial space located at 2271-D South Vasco Road, Livermore, California 94550. The Company pays rent of $6,180 per month. The Company's lease expires on May 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceedings, the outcome of which, in the view of the Company's management, would materially affect the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock has been traded over-the-counter and quoted on the OTC NASDAQ Electronic Bulletin Board under the symbol "APRE". The Company's Common Stock currently trades in the "pink sheets". The following table represents the range of the high and low bid prices of the Company's Common Stock each calendar quarter of 1999, 2000, the first calendar quarter of 2001, and the second quarter of 2001 through June 4, 2001. The source of the information below is the National Association of Securities Dealers, Historical Quotes Department. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

1999
-----
     First Quarter                     $0.50          $0.19
     Second Quarter                    $0.27          $0.18
     Third Quarter                     $0.51          $0.05
     Fourth Quarter                    $0.40          $0.15

2000
----
     First Quarter                     $1.06          $0.25
     Second Quarter                    $1.05          $0.59
     Third Quarter                     $0.65          $0.25
     Fourth Quarter                    $0.40          $0.15
2001
----
     First Quarter                     $0.30          $0.15
     Second Quarter
     (through June 4, 2001)            $0.18          $0.10

     As of June 5, 2001, there were 691record holders of the Company's Common Stock.

     The Company has not paid any dividends on its Common Stock and does not intend to do so for the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

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

     The Company has and will continue to invest significant capital expenditures in equipment, internal systems, and personnel to meet these anticipated demands. The Company is setting up clean room facilities with extensive optical equipment including lasers, optical tables, and film processing workstations for the manufacture of the HOE's. The Company is installing computer networks, desks, phone systems, and workstations for the internal operations. The Company is setting up manufacturing cells with fixtures, tools and related equipment and ordering parts for an initial 2000 unit build. The Company has hired an Office Manager, Production Manager, Holographers, Quality Control Specialists and Assemblers to build the team to assist in achieving the Company's business plan.

     The Company also hired Arthur Korn on a part time advisory basis in late July 2000 as its Chief Financial Officer. Prior to July 2000, Mr. Korn had been the Company's outside independent auditor. Mr. Korn's primary job functions are to assist the President on accounting, auditing, employee benefit, and public reporting procedures. The Company has not hired a full time Chief Financial Officer and does not intend to in the near future. Mr. Korn has no "policy making functions" within the Company.

     Feldman Sherb & Co., CPA ("Feldman, Sherb") was retained as the Company's independent auditor by the Company's President in late 2000. The retention of Feldman, Sherb was approved by the Company's Board of Director's on March 16, 2001.

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

ITEM 7.     FINANCIAL STATEMENTS

The following financial statements are included herein:

The Company's audited financial statements as of December 31, 2000 and 1999

     Balance sheet for December 31, 2000, and 1999 (audited)

     Statement of operations for the years ended December 31, 2000 and 1999, and cumulative during development stage (audited)

     Statement of changes in stockholders' equity (audited)

     Statement of cash flows for the years ended December 31, 2000 and 1999 and cumulative during development stage (audited)

     Notes to financial statements for December 31, 2000 and 1999

                     ADVANCED PRECISION TECHNOLOGY, INC.

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2000 and 1999

                                   --------
                                  | FS&CO |
                                   --------
                          FELDMAN SHERB & CO., P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

MEMBER OF DFK INTERNATIONAL                              805 THIRD AVENUE
 WITH OFFICES IN PRINCIPAL                          NEW YORK, N.Y. 10022-7513
CITIES THROUGHOUT THE WORLD                               (212) 593-3100
                                                        FAX: (212) 355-3631




                         INDEPENDENT AUDITORS' REPORT

                                                               May 24, 2001

To the Board of Directors
Advanced Precision Technology, Inc.
Livermore, California

We have audited the accompanying balance sheet of Advanced Precision Technology, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period May 23, 1994 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, changes in stockholders' equity and cash flows for the period May 23, 1994 (inception) to December 31, 2000 include amounts for the period May 23, 1994 (inception) to December 31, 1999 and for each of the years in the five-year period ending December 31, 1999, which were audited by other auditors whose report has been furnished to us and is included herein. Our opinion, insofar as it relates to the amounts included for the period May 23, 1994 (inception) through December 31, 1999, is based solely on the report of the auditor.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Precision Technology, Inc. (a development stage company) as of December 31, 2000 and the results of its operation and cash flows for the year then ended and for the period May 23, 1994 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.




                                        /s/ Feldman Sherb & Co PC

                                        Certified Public Accountants

ARTHUR KORN, CPA                     402 Hummingbird Place
                                     Clayton, CA 94517
                                     TEL (925)672-5200
                                     FAX (925)672-5201


                        REPORT OF INDEPENDENT AUDITOR

Board of Directors
Advanced Precision Technology, Inc.


I have audited the accompanying balance sheet of Advanced Precision Technology, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period June 1, 1993 (inception of development stage activities) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Precision Technology, Inc. at December 31, 1999 and 1998 and the results of operation, and cash flows for each of the three years in the period ended December 31, 1999 and for the period June 1, 1993 (inception of development stage activities) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the development stage since its inception and has sustained recurring losses, has negative working capital and has not as yet commenced operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Continuation as a going concern is dependent upon the Company's ability to meet future financing requirements and the success of its future operations, the outcome of which cannot be determined at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan regarding future operations is also described in Note 2.

The accompanying financial statements have been adjusted to correct those originally issued to properly reflect the inception date of the corporation and the business combination discussed in Note 1.



                                         /s/ Arthur Korn CPA

Clayton, California
June 6, 2000

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS


                                                           December 31,
                                                       2000          1999
                                                  ------------- -------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $    896,069  $     70,371
  Investment - certificate of deposit                  250,000             -
  Inventory                                             97,419        12,338
  Prepaid expenses                                      31,164         2,600
  Other current assets                                   5,850             -
                                                  ------------- -------------
     TOTAL CURRENT ASSETS                            1,280,502        85,309

PROPERTY AND EQUIPMENT, net                            347,552        31,668

PATENTS, net                                         1,059,683     1,020,171

OTHER ASSETS                                             6,485             -
                                                  ------------- -------------

                                                  $  2,694,222  $  1,137,148
                                                  ============= =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $     82,372  $    168,675
  Notes payable                                              -       195,000
  Accrued expenses                                      19,500        11,932
  Due to stockholder                                     4,743        98,755
                                                  ------------- -------------
     TOTAL CURRENT LIABILITIES                         106,615       474,362
                                                  ------------- -------------

COMMITMENTS (Note 7)                                         -             -

STOCKHOLDERS' EQUITY:
  12% cumulative convertible redeemable
    preferred stock, $100 par value 25,000,000
    shares authorized; 1,250 shares issued and
    outstanding                                        125,000       125,000
  Common stock, $.001 par value, 100,000,000
    shares authorized 54,351,977 and 41,502,500
    shares issued and outstanding                       54,351        41,502
  Additional paid-in capital                         6,331,159     3,348,542
  Deficit accumulated during development stage      (3,922,903)   (2,852,258)
                                                  ------------- -------------
     TOTAL STOCKHOLDERS' EQUITY                      2,587,607       662,786
                                                  ------------- -------------

                                                  $  2,694,222  $  1,137,148
                                                  ============= =============

                      See notes to financial statements.

                      ADVANCED PRECISION TECHNOLOGY, INC
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS



                                  Cumulative During
                                  Development Stage
                                  May 23, 1994
                                  (inception) to     Years Ended December 31,
                                  December 31, 2000       2000        1999
                                  ----------------- ------------ -------------

REVENUES                          $         82,478  $         -  $          -
                                  ----------------- ------------ -------------

EXPENSES:
  Cost of Revenues                          28,049            -             -
  Research and development               1,406,134      248,835        68,179
  Marketing                                605,540      131,696        78,037
  General and administrative             1,484,596      557,322       248,914
  Depreciation and amortization            474,490      144,215       102,514
  Other                                     17,995            -             -
                                  ----------------- ------------ -------------

TOTAL OTHER EXPENSES                     4,016,804    1,082,068       497,644
                                  ----------------- ------------ -------------

INTEREST INCOME                             11,423       11,423             -
                                  ----------------- ------------ -------------

NET LOSS                          $     (3,922,903) $(1,070,645) $   (497,644)

LESS:
 CUMULATIVE PREFERRED STOCK
  DIVIDEND                                  57,600       15,000        15,000
                                  ----------------- ------------ -------------

NET LOSS TO COMMON STOCKHOLDER    $     (3,980,503) $(1,085,645) $   (512,644)
                                  ================= ============ =============
LOSS PER COMMON SHARE,
 BASIC AND DILUTED                $          (0.17) $     (0.02) $      (0.01)
                                  ================= ============ =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED         23,748,163   48,177,310    34,759,821
                                  ================= ============ =============


                      See notes to financial statements.


                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                 Deficit
                           Preferred Stock        Common Stock                   Accumulated
                          -------------------- ---------------------- Additional During      Total
                          Number of             Number of             Paid-in    Development Stockholders'
                          Shares     Amount     Shares     Amount     Capital    Stage       Equity
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------
Issuance of common
 stock pursuant to
 reverse acquisition              -  $       -  17,995,000 $  17,995  $       -  $        -  $    17,995

Contribution to Capital           -          -           -         -    145,407           -      145,407

Net Loss                          -          -           -         -          -    (125,732)    (125,732)
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------
BALANCE DECEMBER 31, 1994         -          -  17,995,000    17,995    145,407    (125,732)      37,670

Common stock issued,
 $.10 per share                   -          -   2,000,000     2,000    199,536           -      201,536

Contribution to Capital           -          -           -         -     30,773           -       30,773

Net Loss                          -          -           -         -          -    (125,267)    (125,267)
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------

BALANCE DECEMBER 31, 1995         -          -  19,995,000    19,995    375,716    (250,999)     144,712

Common stock issued, $.22
 per share                        -          -     167,500       167     36,133           -       36,300

Issuance of common stock
 in connection with patent
 rights at $.25 per share         -          -     650,000       650    161,850           -      162,500

Issuance of common stock
 in connection with patent
 work at $.25 per share           -          -      50,000        50     12,230           -       12,280

Net Loss                          -          -           -         -          -    (210,269)    (210,269)
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------

BALANCE DECEMBER 31, 1996         -          -  20,862,500   20,862     585,929    (461,268)     145,523

Issuance of 12% cumulative
 convertible redeemable
 preferred stock, $100
 per share                    2,450    245,000           -         -          -           -      245,000

Common stock issued,
 $.25 per share                   -          -   1,500,000     1,500    373,500           -      375,000

Issuance of common stock
 in connection with
 prepaid compensation
 at $.25 per share                -          -     285,000       285     70,965           -       71,250

Issuance of common stock
 in connection with
 expenses, equipment
 and patents at $.26
 per share                        -          -     584,000       584    151,416           -      152,000

Issuance of common stock
 in connection with
 conversion of notes
 payable at $.10 per share        -          -   1,200,000     1,200    118,800           -      120,000

Issuance of common stock in
 connection with conversion
 of 12% cumulative convertible
 redeemable preferred stock
 at $.50 per share           (1,400)  (140,000)    280,000       280    139,720           -            -

Net Loss                          -          -           -         -          -    (908,462)    (908,462)
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------

BALANCE DECEMBER 31, 1997     1,050    105,000  24,711,500    24,711  1,440,330  (1,369,730)     200,311




                        See notes to financial statements

                                        6

                       ADVANCED PRECISION TECHNOLOGY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                 Deficit
                           Preferred Stock        Common Stock                   Accumulated
                          -------------------- ---------------------- Additional During      Total
                          Number of             Number of             Paid-in    Development Stockholders'
                          Shares     Amount     Shares     Amount     Capital    Stage       Equity
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------
BALANCE DECEMBER 31, 1997     1,050    105,000  24,711,500    24,711  1,440,330  (1,369,730)     200,311

Issuance of 12% cumulative
 convertible redeemable
 preferred stock at $100
 per share                      200     20,000           -         -          -           -       20,000

Common stock issued, $.50
 per share                        -          -      20,000        20      9,980           -       10,000

Issuance of common stock
 for services, equipment
 and patent costs at $.10
 per share                        -          -   1,864,000     1,864    179,636           -      181,500

Issuance of common stock
 in connection with
 conversion of notes
 payable at$.15 per share         -          -   7,440,000     7,440  1,077,560           -    1,085,000

Net Loss                          -          -           -         -          -    (984,884)    (984,884)
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------

BALANCE DECEMBER 31, 1998     1,250    125,000  34,035,500    34,035  2,707,506  (2,354,614)     511,927

Issuance of common stock
 for services, equipment
 and patent costs at $.10
 per share                        -          -   1,990,000     1,990    198,013           -      200,003

Issuance of common stock
 in connection with
 conversion of notes
 payable at$.08 per share         -          -   5,477,000     5,477    443,023           -      448,500

Net Loss                          -          -           -         -          -    (497,644)    (497,644)
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------

BALANCE DECEMBER 31, 1999     1,250    125,000  41,502,500    41,502  3,348,542  (2,852,258)     662,786

Common stock issued,
 $.25 per share                   -          -      26,666        27      6,639           -        6,666

Common stock issued,
 $.33 per share                   -          -   7,166,000     7,166  2,357,834           -    2,365,000

Issuance of common stock
 for services and patent
 costs at $.10 per share          -          -   1,524,311     1,524    150,876           -      152,400

Issuance of common stock
 for services and patent
 costs at $.33 per share          -          -     280,000       280     92,120           -       92,400

Issuance of common stock
 in connection with
 conversion of notes
 payable at $.08 per
 share                            -          -     312,500       313     24,687           -       25,000

Issuance of common stock
 in connection with
 conversion of notes
 payable at $.10 per
 share                            -          -   3,540,000     3,539    350,461           -      354,000

Net Loss                          -          -           -         -          -  (1,070,645)  (1,070,645)
                          ---------- ---------- ---------- ---------- ---------- ----------- -----------

BALANCE DECEMBER 31, 2000     1,250  $ 125,000  54,351,977 $  54,351 $6,331,159 $(3,922,903) $ 2,587,607
                          ========== ========== ========== ========== ========= ============ ===========




                       See notes to financial statements.

                                        7



                    ADVANCED PRECISION TECHNOLOGY, INC
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                                        Cumulative During
                                        Development Stage
                                        May 23, 1994
                                        (inception) to     Years Ended December 31,
                                        December 31, 2000     2000         1999
                                        ----------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $     (3,922,903) $(1,070,645) $   (497,644)
  Adjustments to reconcile net loss
   to net cash used in operations:
     Depreciation and amortization               474,490      144,215       102,514
     Common stock issued for services            363,553      137,300        82,379
     Other                                        17,995            -             -
  Changes in assets and liabilities:
     Inventory                                   (97,419)     (85,081)       18,266
     Prepaid expenses                            (31,164)     (28,564)      (68,650)
     Other assets                                (17,932)     (12,335)            -
     Accounts payable                             82,372      (86,303)      (73,291)
     Accrued expenses                             19,499        7,567        (9,608)
                                        ----------------- ------------ -------------
NET CASH USED IN OPERATING ACTIVITIES         (3,111,509)    (993,846)     (446,034)
                                        ----------------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of certificate of deposit            (250,000)    (250,000)            -
  Property and equipment                        (501,395)    (380,780)       (2,288)
  Patents                                       (178,953)     (11,331)      (17,932)
                                        ----------------- ------------ -------------
NET CASH USED IN INVESTING ACTIVITIES           (930,348)    (642,111)      (20,220)
                                        ----------------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock       3,259,502    2,371,666             -
  Net proceeds from notes payables             1,497,500      184,000       348,499
  Advances (payment) from/to stockholder           4,743      (94,012)      184,872
  Contribution of capital                        176,180            -             -
                                        ----------------- ------------ -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      4,937,925    2,461,654       533,371
                                        ----------------- ------------ -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS        896,068      825,697        67,117

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                   -       70,371         3,254
                                        ----------------- ------------ -------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $        896,068  $   896,068  $     70,371
                                        ================= ============ =============

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:

 Noncash investing and financing activities:
  Issuance of common stock for
    patent purchases                    $        107,500  $  107,500
                                        ================= ===========
  Conversion of notes payable to
    common stock                        $        379,000  $  379,000
                                        ================= ===========

                    See notes to financial statements.



               ADVANCED PRECISION TECHNOLOGY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

In May 1994, Advanced Precision Technology ("APT" or the Company) began development stage activity under the corporate name Holographics ("Holo"), a privately owned company.

In June 1994, the shareholders of Holographics, Inc. ("Holo") exchanged all their common shares for controlling interest in APT, after APT had a 1 for 4
reverse split.   Since the former shareholders of Holo owned a majority of the outstanding stock of APT, this exchange of shares has been accounted for as a reverse merger. The combination of the two companies is recorded as a recapitalization of shareholders' equity of Holo and, accordingly, Holo is treated as the continuing entity for accounting and the historical financial statements under the APT corporate name.

APT has been in the development stage since its inception in accordance with Statement of Financial Standards No. 7. The Company is engaged in developing the business of producing and marketing its patented fingerprint capture device and its patented personalized identification cards, optical approval devices and optical enrollment device for real time fingerprint verification and authentication.

The Company has accumulated losses and incurred negative cash flows since inception due to it being in the development stage. These losses have been funded primarily by capital contributions. The Company expects that its capital contributions received to date will be adequate to fund the Company's completion of the development of its core technology and to implement the
marketing of its business plan for the four quarters of 2001.   If additional
funding is necessary, the Company plans on requesting additional capital from existing shareholders or to seek other forms of financing.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. Cash equivalents are stated at cost.

INVESTMENTS

Investments are bank certificates of deposit with maturities of greater then three months and less than twelve months. Investments that the Company has the positive intent and ability to hold to maturity are classified as
held-to-maturity and recorded at amortized cost.   Certificate of deposits are
classified as held-to-maturity.

INVENTORY

Inventory, which is all work-in-progress, is stated at the lower of cost, determined on a first-in, first-out method, or market.

               ADVANCED PRECISION TECHNOLOGY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND 1999


PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets (see
Note 2).

PATENTS

The cost to acquire patents is capitalized and amortized on a straight-line basis over 17 to 20 years. The Company reviews patent costs for impairment whenever events or changes indicate that the carrying amount may not be recoverable.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

The Company has adopted the provisions of Financial Accounting Standards No. 128, "Earnings per share". This statement requires that the Company report basic and diluted net income (loss) per common share for all periods reported. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. For the year ended December 31, 2000 and 1999, the Company added undeclared and not recorded Cumulative Series A Convertible Preferred Stock dividends of $15,000 to the net loss in order to arrive at the net loss available to common shareholders in accordance with SFAS No. 128.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the potential dilutive effect of common stock equivalents, including stock options and warrants. Because the Company has a net loss, dilutive loss per share is the same as basic loss per share.

               ADVANCED PRECISION TECHNOLOGY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND 1999


FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose the estimated fair value for its financial instruments for which it is practicable to estimate their values. The Company's financial instruments include cash and cash equivalents, stockholder advances, notes payable, accounts payable and accrued expenses. The carrying value of the financial instruments approximates fair value due to the short term maturities of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At December 31, 2000, the Company does not believe that any impairment has occurred.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years amounts to conform to the current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                          December 31,
                                    Depreciable    --------------------------
                                       Life         2000              1999
                                     ----------    ------------ -------------
   Leasehold improvements             3 years      $    77,590  $    129,115
   Furniture and fixtures             7 years          354,321             -
   Equipment                          3-5 years         77,984             -
                                                   ------------ -------------
   Less: accumulated depreciation                      509,895       129,115
                                                      (162,343)      (97,447)
                                                   ------------ -------------
                                                   $   347,552  $     31,668
                                                   ============ =============


Depreciation expense of $64,896 in 2000 and $35,146 in 1999 has been charged to operations.

               ADVANCED PRECISION TECHNOLOGY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND 1999

NOTE 3 - PATENTS

Patents consists of the following:
                                                       December 31,
                                                     2000          1999
                                                 ------------- --------------
         Patent acquired from stockholder        $    886,347  $     886,347

         Company stock issued to San Jose
         State University Foundation in
         consideration for patent work and a
         waiver of patent rights developed
         under a work for hire contract               270,000        162,500

         Legal fees, patent office cost and
         payments of cash and stock to
         consultants and subcontractors for
         waiver of patent rights                      209,886        198,555
                                                 ------------- --------------

         Less: accumulated amortization             1,366,233      1,247,402
                                                     (306,550)      (227,231)
                                                 ------------- --------------
                                                 $  1,059,683  $   1,020,171
                                                 ============= ==============



Patent amortization expense of $79,319 in 2000 and $67,009 in 1999 has been charged to operations.

NOTE 4 - NOTES PAYABLE

Notes payable at December 31, 1999 represent three month promissory notes with interest of 20%. In February 2000 the notes were converted into common stock.

NOTE 5 - DUE TO STOCKHOLDER

Due to stockholder represents advances to and payment of expenses on behalf of the Company made by the Company's President. The advances are due on demand and are not interest bearing.

NOTE 6 - INCOME TAXES

As of December 31, 2000, the Company has available unused Federal and California net operating loss ("NOL") carryforwards of approximately $4,143,000 and $1,829,000, respectively, that may be applied against future taxable income and expire at various times through December 31, 2020. Since the Company is in the development stage and management cannot determine that it is more likely than not the asset will be recovered, it has provided a 100% valuation allowance against the deferred tax asset resulting from its NOL carryforwards

               ADVANCED PRECISION TECHNOLOGY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND 1999



The net deferred tax asset is as follows:

                                                        December 31,
                                                      2000         1999
                                                ------------- --------------
              Deferred tax asset:
              Net operating loss carryforward   $  1,570,000      1,048,000
              Valuation allowance                 (1,570,000)    (1,048,000)
                                                ------------- --------------
              Net deferred tax asset            $          -  $           -
                                                ============= ==============


The benefit for income taxes differs from the amount computed by applying the statutory tax rate of 34% is as follows:

                                                          Year Ended
                                                      2000           1999
                                                ------------- --------------
     Income tax benefit at statutory rate       $   (364,000) $    (169,000)
     State income tax benefit,
      net of federal benefit                         (46,000)             -
     Other                                          (112,000)             -
     Change in valuation allowance                   522,000        169,000
                                                ------------- --------------
     Net income tax benefit                     $          -  $           -
                                                ============= ==============



NOTE 7 - COMMITMENTS

Leases - Operating
------------------

The Company leases office and warehouse space under operating leases expiring in various years through 2003. The future minimum lease payments, excluding escalation charges, are as follows:


         Year Ending
         December 31,
         -----------

            2001              $      74,160
            2002                     74,160
            2003                     30,900
                              --------------

                              $     179,220
                              ==============


Total rent expense charged to operations for the years ended December 31, 2000 and 1999 was $32,393 and $21,382 respectively.

               ADVANCED PRECISION TECHNOLOGY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND 1999

NOTE 8 - LINE OF CREDIT

The Company has a revolving credit line with an aggregate availability of $250,000. As of December 31, 2000 the Company has not drawn down on this line
of credit.   The line has a fixed rate of interest of 8.0%, matures on July
31, 2001 and is secured by a certificate of deposit of the same amount.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuance:

In 1994, 17,955,000 common shares were issued to Holo's shareholders under a share exchange agreement to give effect to the reverse merger transaction with the former Advanced Precision Technology.

The Company issued 3,852,500 and 5,477,000 shares of commons stock in 2000 and 1999, respectively, to pay promissory note holders for principal and interest due at maturity. This stock issuance was made in lieu of a cash payment. The common stock issued was previously held in escrow as collateral on such promissory notes.

Preferred Stock Issuance:

The Company's preferred stock is non-voting and pays a 12% cumulative dividend payable in additional preferred stock. The Company has the right to redeem the preferred stock at 110% of the face value. In addition, each preferred share is convertible into 200 shares of the Company's common stock.

Stock Warrants:

Each shareholder of preferred stock received Class A and Class B Common Stock Purchase Warrants, 200 Class A and 200 Class B for each preferred share. Each A Warrant entitled the holder to purchase one share of common stock at $1.00 per share to February 28, 1998. Each B Warrant entitled the holder to purchase one share of common stock at $2.00 per share until August 31, 1998. All of the warrants expired without being exercised.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective December 19, 2000, the Company engaged Feldman Sherb & Co., P.C., CPA's as the Company's independent auditor. The Company's previous independent auditor, Arthur Korn, CPA ("Korn") resigned as the Company's independent auditor at an earlier date when he agreed to become Chief
Financial Officer for the Company.   The decision to change accountants was
approved by the Company's Board of Directors in March 2001.

     The financial statements as of and for the years ended December 31, 1999 and 1998, contained no adverse opinion or a disclaimer of opinion, and were modified as to uncertainty of the Company to continue as a going concern.

     During the two fiscal years ended December 31, 1999 and 1998 and the subsequent interim period through January 5, 2001, (i) there were no disagreements with Korn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to his satisfaction would have caused him to make reference in connection with his report to the subject matter of the disagreement, and (ii) Korn has not advised the small business issuer of any of the information as defined in paragraph (B)(1) through (3) of Regulations S-B Item 304 (a)(1)(iv).

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been duly elected. The executive officers serve at the pleasure of the Board of Directors. Information as to the executive officers and directors of the Company is set forth below.

Name                              Title
-----------                       ------

Bruce A. Pastorius                Chairman, Chief Executive Officer and
                                  President

James D. Homer                    Secretary and Director

B. Eugene Waite                   Director

Glenn Fishbine                    Director

James P. Roake                    Director

Diane M. Aldrich                  Director

     Bruce A. Pastorius. Mr. Pastorius has been the Chairman of the Company's Board of Directors, the Chief Executive Officer and President of the Company since 1994. Mr. Pastorius has approximately 20 years experience in direct sales, sales management, product management, and marketing to commercial and government agencies. From 1993 to 1994, he was the President of Holographic Credit Card, the assets of which were acquired by the Company in 1994. From 1980 to 1993, he worked for SDI USA, Inc. of San Mateo, California, a producer of system software for IBM Mainframes in various management positions with responsibilities for marketing, sales, training, regional and national accounts. Mr. Pastorius received his Bachelor of Science degree in Business Administration from the University of Minnesota. Mr. Pastorius is 44 years of age.

     James D. Homer. Mr. Homer has been the Secretary and a Director of the Company since 1995. Mr. Homer has worked at the Western Area Channel Operations of IBM since 1993, where he is responsible for developing the area's Channel Business Unit, and leading the development, recognition, and quality assurance functions for value-added resellers. Mr. Homer received his Masters of Business Administration degree with emphasis in Finance from the University of Minnesota. Mr. Homer is 43 years of age.

     B. Eugene Waite. Mr. Waite has been a Director of the Company since 1995. Mr. Waite has served as the Director of Finance for the City of Rio Rancho, New Mexico since 1992. From 1990 to 1992 Mr. Waite worked as a Management Consultant. From 1980 to 1989 he worked for Honeywell Avionics Systems Division as Director of Contract Management and Director of Finance and Controller. Mr. Waite received his Bachelor of Science degree in Business Administration from Duquesne University. Mr. Waite is 70 years of age.

     Glenn Fishbine. Mr. Fishbine has been a Director of the Company since June 2000. Mr. Fishbine has served as the Director of Information Systems for Lake Region Manufacturing, Inc. since 1998. From 1997 to 1998 he was a Senior Consultant for Biometric Design, LLC where he developed a manufacturing plan for holographic camera systems. From 1985 to 1997 he was Senior Vice President for Digital Biometrics, Inc., a company for which he was a Co-Founder. Mr. Fishbine received his Bachelor of Arts degree in Political Science and Economics from the University of New Mexico, and his Masters of Arts degree in Political Science from the University of Minnesota. Mr. Fishbine is 48 years of age.

     James P. Roake. Mr. Roake has been a Director of the Company since June 2000. Mr. Roake founded Roake Development in 1994, a construction and development company. In 1976, he founded Roake International, Inc., a small fast food chain. Mr. Roake remains the active head of both companies. Mr. Roake received his Bachelor of Science degree in Business Administration from Portland State University. Mr. Roake is 54 years of age.

     Diane M. Aldrich. Ms. Aldrich has been a Director of the Company since September 2000. Ms. Aldrich has been COO, CFO, and Director of WEDJ, LLC and COO, CFO, and Director of WEDJ Holdings, LTD of Reno, NV since 1998. She has also been COO, CFO and Secretary/Treasurer of WEDJ Canada, Ltd., and COO, CFO, Interim CEO, Secretary/Treasurer of Golden Triangle On-line, Inc., of Ontario, Canada since 1998. She helped these Internet companies achieve significant sales growth and profitability. From 1996 to 1998, she was consultant and acting Vice President of Mooers, a merchant bank, where she was responsible for capital financing, due diligence, acquisitions and providing financial consulting and operation methodology with respect to acquisition targets. Prior to that she was Vice President of Information Systems and Gaming Division at Digital Biometrics, Inc. In 1986 she found Design Data, Inc., which developed state of the art imaging and relational database software for governmental bodies nationwide for use in the tracking of gangs and gang related activities. The software was installed in over 250 cities and agencies before being sold to Digital Biometrics, Inc. Ms. Aldrich is 43 years of age.

ITEM 10.   EXECUTIVE COMPENSATION

     The Company paid a salary to Bruce A. Pastorius, the Company's Chairman, Chief Executive Officer and President, of $120,000 per year for each of 1998, 1999 and through May 2000. In June 2000, Mr. Pastorius' salary was increased to $150,000 per year. Mr. Pastorius also has the beneficial use of a Company owned automobile. No officers of the Company other than Mr. Pastorius receive annual compensation from the Company of $100,000 or more. The Company's directors receive no compensation for serving as directors of the Company.
The Company currently has seven employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by all persons beneficially holding more than 5% of the Company's Common Stock, by each of the Company's executive officers and directors, and by all of the Company's executive officers and directors as a group. None of the Company's officers or directors has any rights to acquire any additional stock through any options, warrants, rights, conversion privileges or similar obligations. The addresses of each of the executive officers and directors are in care of the Company. All of the persons listed below have sole investment and voting power unless otherwise noted.

                                                 Percentage
Name of                    Number of             of Outstanding
Stockholder                Shares Owned          Common Stock
---------------            ---------------       --------------

Bruce A. Pastorius           13,100,000 (1)           24.2%
Chairman, Chief Executive
Officer and President

James D. Homer                  485,000                0.9%
Secretary and Director

B. Eugene Waite                  10,000 (2)            0.1%
Director

Glenn Fishbine                   75,000                0.1%
Director

James P. Roake                1,524,288 (3)            2.8%
Director

Diane M. Aldrich                      0                0.0%


All Executive Officers and   15,194,288               28.1%
Directors as a Group
_____________________________________________________________________________
(1) Includes 5,285,000 shares held by BAP Technologies, a dba of Mr. Pastorius, and 100,000 shares held by Holographics, Inc., each of which is controlled by Mr. Pastorius. See "Certain Relationships and Related Transactions". Also includes 1,050,000, the certificates for which state the owner to be Mr. Pastorius as custodian for shares in the names of Mr. Pastorius' children. As custodian, Mr. Pastorius maintains voting control over such shares.

(2)  Mr. Waite owns these shares jointly with his wife Dolly.


(3)  Mr. Roake owns these shares jointly with his wife Ruth.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1995, Bruce A. Pastorius (dba BAP Technologies) acquired all rights, titles, and interests in U.S. Letters Patent Serial No. 5,095,194, Holograhic Credit Card with Automatical Authentication and Verification, filed October 12, 1989, and U.S. Letters Patent Serial No. 5,138,468, Keyless Holographic Lock, filed February 2, 1990, from Dr. Joseph Barbanell, the inventor, and Gary Zellerbach and Dan Cifelli, assignees, for 2,140,000 shares of the Company's common stock and other valuable consideration., including an employment contract for Mr. Barbanell and $1 for all contracts. This acquisition was made by Mr. Pastorius, using his personal stock and money, to secure entire rights to these patents to insure the previous rights acquired by Mr. Pastorius and assigned to the Company would not be diluted or sold to any of the Company's competitors, to add the "Lock" patent to the intellectual properties, and to insulate the development company from liability.

     In May 1996, Mr. Pastorius assigned these rights to the Company in return for a promissory note of $250,000 and rights to 2,140,000 shares of the Company to cover costs incurred by Mr. Pastorius in his acquisition of these patents. Proceeds to pay Mr. Pastorius were to be raised in a private placement of preferred stock. When such placement failed to generate sufficient funds to pay Mr. Pastorius, the note was converted to a non-interest bearing long-term note, to be paid when ever the Company raised sufficient funds to repay such note. On September 30, 1998, the Board of Directors authorized the issuance of 2,140,000 shares of the Company's Common Stock to BAP Technologies and extension of the note to June 30, 1999. On December 15, 1999, the Board of Directors authorized the issuance of 3,125,000 shares of the Company's Common Stock to BAP Technologies as repayment in full of the promissory note (an amount equal to the internal value of the Company's common stock at that time divided by $250,000). Mr. Pastorius then completed all assignments of such patent rights to the Company. Since Mr. Pastorius' intention was to secure these patents for the Company, and did not try to market them outside of the Company, there was no determination of what an arm's length transaction could have secured.

     The Company did research and development work at San Jose State University, Department of Modern Optics, through contracts with San Jose State University Foundation. While these contracts were work-for-hire contracts wherein SJSU waived all intellectual property rights, the contract was amended in 1996 to provide stock to San Jose State University Foundation for this waiver. A total of 650,000 shares of the Company's Common Stock were issued for the initial patent application (5,629,764) and continuation of the work. An additional 250,000 shares were to be issued for each Letters Patent granted to the researchers and assigned to the Company, of which the Company has issued 1,000,000 shares for four additional U. S. Letters Patents.

     To date five United States Patents have been granted from this work at SJSU. Three such patents related to the fingerprint capture technology, (United States Patent numbers 5,629,764, 5,892,599, and 6,038,043), two patents are related to the holographic verification technology (U.S. Patent numbers 6,002,499 and 6,111,671). The Company entered into another contract in May 2000 for further development work on a miniaturized optical chip fingerprint device, for which the Company pays $9,000 per month, and to which the Company receives patent rights for the contracted work, at 250,000 shares per patent, except that of researcher previous efforts while not under contract, to which the Company has exclusive licensing rights.

     The Company did research and development work at SRI International. Under the terms of the agreement, SRI was granted options to purchase 375,000 shares of the Company's common stock at an exercise price of $0.50 per share until September 23, 1998, for waiver of all rights with the exception of internal "shop" rights. No patents were filed from that work.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits.

     All exhibits have been previously filed.

Exhibit No.    Document Description
----------     ----------------------

     2.1.1 Articles of Incorporation of Global Technology, Ltd., dated February 6, 1985

     2.1.2 Articles of Amendment of Global Technology, Ltd., changing the name to "Advanced Precision Technology, Inc." dated April 11, 1988

     2.1.3 Amendment and Revised Articles of Incorporation of Advanced Precision Technology, Inc. changing the name to "UV Color Corporation" dated December 1, 1992

     2.1.4 Certificate of Amendment of UV Color Corporation changing the name to "Advanced Precision Technology, Inc." dated June 9, 1994

     2.2       Bylaws

     6.1       Agreement and Assignment of Patents

     6.2       Lease for 2271-D South Vasco Road, Livermore, CA 94550 dated
               May 8, 2000

     6.3       Software Development/License Agreement

     6.4       San Jose State University Foundation Contracts, as amended

     6.5 San Jose State University Foundation Sponsored Collaborative Research Documents

     6.6 Independent Contractors Contract as between Advanced Precision Technology, Inc. and Robert Hess (including selected attachments and modifications)

     8.1 Agreement and Plan of Reorganization by and between Ximberley Corporation, Advanced Precision Technology, Inc. and Precision Tank Testing, dated March 21, 1988

     8.2 Agreement and Plan of Reorganization by and between Advanced Precision Technology, Inc. and Holographics, Inc., dated May 27, 1994, as amended

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: JUNE 8, 2001       ADVANCED PRECISION TECHNOLOGY, INC.


                              /S/ BRUCE A. PASTORIUS
                         By:________________________________
                              BRUCE A. PASTORIUS
                              Chairman, Chief Executive Officer
                              and President

                              /S/ JAMES D. HOMER
                         By:________________________________
                              JAMES D. HOMER
                              Secretary and Director