Form 10QSB
period 2001-03-31
ADVANCED PRECISION TECHNOLOGY INC
filed 2001-06-14
CIK 844269

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER 000-31171


                     ADVANCED PRECISION TECHNOLOGY, INC.
 ----------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


               Nevada                                87-0455378
----------------------------------------   ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)


            2271-D South Vasco Road, Livermore, CA  94550
 ---------------------------------------------------------------------------
                   (Address of principal executive offices)


                              (925)    447-6900
 ---------------------------------------------------------------------------
                         (Issuer's telephone number)


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 11, 2001, the issuer had outstanding 54,351,977 shares of Common Stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     The unaudited financial statements of Advanced Precision Technology, Inc., a Nevada corporation (the "Company"), as of March 31, 2001, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                     ADVANCED PRECISION TECHNOLOGY, INC.

                        INDEX TO FINANCIAL STATEMENTS


      Balance Sheet
      March 31, 2001                                      F-2

      Statement of Operations -
      Three Months Ended March 31, 2001
      and 2000 and Cumulative During
      Development Stage                                   F-3

      Statement of Cash Flows -
      Three Months Ended March 31, 2001
      and 2000 and Cumulative During
      Development Stage                                   F-4

      Note to Financial Statements                        F-5

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           UNAUDITED BALANCE SHEET
                                MARCH 31, 2001


                                    ASSETS

CURRENT ASSETS:
   Cash                                                         $  549,339
   Investment - Certificates of Deposit                            250,000
   Inventory                                                       107,335
   Prepaid expenses                                                 20,132
                                                                -----------
     Total Current Assets                                          926,806

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF $178,567                                           351,590

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $326,380             1,040,473

OTHER ASSETS                                                        13,685
                                                                -----------

                                                                $2,332,554
                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $   49,848
   Due to stockholder                                                1,439
                                                                -----------

     Total Current Liabilities                                      51,287
                                                                -----------
STOCKHOLDERS' EQUITY:
   12% cumulative convertible redeemable
     preferred stock, $100 par value;
     25,000,000 shares authorized;
     1,250 shares issued and outstanding                           125,000
   Common stock, $.001 par value;
     100,000,000 shares authorized,
     54,351,977 issued and outstanding                              54,351
   Additional paid-in capital                                    6,331,159
   Deficit accumulated during development stage                 (4,229,243)
                                                                -----------
                                                                 2,281,267
                                                                -----------

                                                                $2,332,554
                                                                ===========

                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED STATEMENT OF OPERATIONS

                                                                 Cumulative
                                                                  During
                                                             Development Stage
                                          3 Months Ended        May 23, 1994
                                            March 31,         (Inception) to
                                       2001          2000      March 31, 2001
                                   ------------- ------------- --------------

REVENUES                                                       $      82,478
                                                               --------------
EXPENSES:
   Cost of revenues                                                   28,049
   Cost of reverse acquisition                                        17,995
   Research and development       $      51,831  $     37,987      1,457,965
   Marketing                             31,388        20,620        636,928
   General and administrative           192,774       131,477      1,677,370
   Depreciation and amortization         36,054        30,823        510,544
                                   ------------- ------------- --------------

     Total Expenses                     312,047       220,907      4,328,851
                                   ------------- ------------- --------------

INTEREST INCOME                           5,707                       17,130
                                   ------------- ------------- --------------

NET LOSS                           $   (306,340) $   (220,907) $  (4,229,243)
                                   ============= ============= ==============
LESS:
  Cumulative preferred stock
   dividend                              15,000        15,000

NET LOSS TO COMMON SHAREHOLDERS    $   (321,340) $   (235,907)
                                   ============= =============
LOSS PER COMMON SHARE,
  BASIC AND DILUTED                $       (.01) $       (.01)
                                   ============= =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED     54,052,030    37,401,981
                                   ============= =============


                     ADVANCED PRECISION TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED STATEMENT OF CASH FLOWS


                                                                        Cumulative
                                                                          During
                                                                    Development Stage
                                                  3 Months Ended        May 23, 1994
                                                    March 31,         (Inception) to
                                               2001          2000      March 31, 2001
                                           ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 $   (306,340) $   (220,907) $  (4,229,243)
  Adjustments to reconcile net loss to
    net cash used in operations:
    Depreciation and amortization                36,054        30,823        510,544
    Common stock issued for services                                         363,553
    Reverse acquisition                                                       17,955
  Changes in assets and liabilities:
    Inventory                                    (9,916)       (6,462)      (107,335)
    Prepaid expenses                             11,032         2,600        (20,132)
    Other assets                                 (1,351)                     (19,282)
    Accounts payable                            (32,524)      (27,470)        49,848
    Accrued expenses                            (19,499)       88,706
                                           ------------- ------------- --------------
  Net cash used in operating activities        (322,544)     (132,710)    (3,434,052)
                                           ------------- ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Certificate of Deposit                                        (250,000)
  Property and equipment                        (20,262)      (35,654)      (521,657)
  Patents                                          (620)                    (179,573)
                                           ------------- ------------- --------------
  Net cash used in investing activities         (20,882)      (35,654)      (951,230)
                                           ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      237,065      3,259,502
  Net proceeds from notes payable                             114,131      1,497,500
  Advances (payment) from/to stockholders        (3,304)      (58,376)         1,439
  Contribution of capital                                                    176,180
                                           ------------- ------------- --------------

  Net cash provided by financing activities      (3,304)      292,820      4,934,621
                                           ------------- ------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS      (346,730)      124,456        549,339

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                             896,069        70,371
                                           ------------- ------------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $    549,339  $    194,827  $     549,339
                                           ============= ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION :
  Non cash investing and financing
  activities:
    Issuance of common stock for purchases                     25,000       107,500
                                                         ============= ==============
    Conversion of notes payable to
      common stock                                                     $     379,000
                                                                       ==============




                 ADVANCED PRECISION TECHNOLOGY, INC.
                       (A DEVELOPMENT COMPANY)
                     NOTE TO FINANCIAL STATEMENTS

Note 1. In the opinion of the management of Advanced Precision Technology, Inc., the unaudited financial statements of Advanced Precision Technology, Inc., for the interim periods shown include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 2001, and the results of operations and cash flows for the periods then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year.

Note 2.During the year 2000, the Company issued 12,568,930 shares of its common stock for $2,371,666 of cash, to pay off loans of $379,000 and loan fees of $50,400, the cost of patents of $109,500 and consulting services of $54,900.

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

     Major Markets of Interest
      ------------------------

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

     None.

     Item 5.  Other Information.

     None.

     Item 6.  Exhibits and Reports on Form 8-K.

          The Company filed a report on Form 8-k on January 8, 2001 reporting that the Company had retained Feldman, Sherb as its independent accountants.


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